Form 10KSB
period 1997-12-31
DIVERSIFIED HOLDINGS INTERNATIONAL INC
filed 1998-04-15
CIK 1046135

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB
(Mark One)
[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended
                         December 31, 1997
   OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from               to



                Commission file number 0-23101

           DIVERSIFIED HOLDINGS INTERNATIONAL, INC.
    (Exact name of registrant as specified in its charter)


Delaware                                              52-2051281
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)


             1201 4th Avenue South, Suite 312, Seattle, Washington 98134
                (Address of principal executive offices)  (zip code)

                    Issuer's Telephone Number:     202/387-5400


Securities registered under Section 12(g) of the Exchange
Act:       Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes   X     No

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                    Outstanding at December 31, 1997

Common Stock,
par value $0.0001                        5,000,000

Documents incorporated by reference:  Form 10-SB (File No. 0-
23101) filed on September 18, 1997

                                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

           Diversified Holdings International, Inc. (the "Company"), was incorporated on August 8, 1997 under the laws of the State of Delaware to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company has not commenced any operational activities. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

           The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities
Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange
Act) and on Form S-3 (provided that is has during the prior
12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

           The Company will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

           Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies. These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market.

           A private company which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock
Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a public company.

           Management is actively engaged in seeking a qualified private company as a candidate for a business combination. Management is in discussion with a number of both foreign and domestic companies, and has received information and proposals from several of those companies. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

           The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act.
Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

           The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

              The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

           A business combination with a target business will normally involve the transfer to the target business of the majority of common stock of the Company, and the substitution by the target business of its own management and board of directors.

           The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The officers and directors of the Company have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

           The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, who are not professional business analysts. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

           In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of an acquisition or merger transaction, resign and be replaced by new directors or may sell their stock in the Company.

           It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the market value of the Company's securities in the future, if such a market develops, of which there is no assurance.

           While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal
Revenue Code of 1986, as amended (the "Code").

           With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which such target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target business with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

           No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

           As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if the Company has subsequently filed a Form 8-K.

           The Company anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

           RISK FACTORS. The Company's business is subject to numerous risk factors, including the following:

           NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

           SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the target company and numerous other factors beyond the Company's control.

           SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.
Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

           NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a business entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

           CONTINUED MANAGEMENT CONTROL, LIMITED TIME
AVAILABILITY. While seeking a business combination, management anticipates devoting up to ten hours per month to the business of the Company. The Company's officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of the officers would adversely affect development of the Company's business and its likelihood of continuing operations.

           CONFLICTS OF INTEREST - GENERAL. The Company's officers and directors participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.

           REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE
ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

              LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

           LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

           REGULATION. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company
Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs . The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

           PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by them, and to resign as members of the Board of Directors and as officers of the Company. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

           REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, would result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

           ASPECTS OF BLANK CHECK OFFERING. The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares.
A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on terms satisfactory to the Company.

           TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

           REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements.

           In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

           COMPETITION. The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.
ITEM 2.  DESCRIPTION OF PROPERTY

           The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Alan Kwong, one of the Company's directors, at no cost to the Company. Mr. Kwong has agreed to continue this arrangement until the Company completes an acquisition or merger.


ITEM 3.  LEGAL PROCEEDINGS

           There is no litigation pending or threatened by or against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           There is currently no public market for the securities of the Company. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board. The Company does not anticipate that a trading market will develop its in stock until, if at all, a merger or acquisition with a target company has been effected. One requirement of listing on the OTC Bulletin
Board is that a company must have a market maker. At such time that a merger or acquisition has occurred, the Company may seek a market maker for the Company's securities.
However, a target company may already have arrangements with a broker-dealer to act as that company's market maker. The Company has not had any preliminary discussions nor has entered into any agreements or arrangements with any market maker regarding participation of such market maker in any future trading market, if any, of the Company's securities.

           The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholders of the Company have executed and delivered "lock-up" letter agreements, affirming that such shareholders will not sell or otherwise transfer their shares of the Company's common stock except in connection with or following completion of a merger or acquisition and the Company is no longer classified as a blank check company.

           During the past three years, the Company has sold securities which were not registered as follows:

DATE                       NAME                   NUMBER OF     CONSIDERATION


8/15/97             Mark Alan Mannhalt                  50,000         $5.00
8/15/97             Donald Tom Prechitt                 30,000          3.00
8/15/97             Fred Umayam                        100,000         10.00
8/15/97             Huang Waxu                          80,000          8.00
8/15/97             Pollysol Investments Ltd.          100,000         10.00
8/15/97             He Rong Hui                         20,000          2.00
8/15/97             Lee Shick Por                       20,000          2.00
8/15/97             C.L. Ng                            652,500         65.25
8/15/97             Kam Ping Lui                       130,500         13.05
8/15/97             Brenda Kayikong                    435,000         43.50
8/15/97             William Wing Keung Tang          2,175,000        217.50
8/15/97             Alan Kwong                         957,000         95.70
8/15/97             First Agate Capital Corporation    250,000         25.00

           As listed above, the Company issued shares of its Common Stock par value $.0001 per share to the individuals or entities for the consideration as listed in cash. If any of these sales were made within the United States or to United States citizens or residents, such sales were made in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

           All the shareholders of the Company have executed and delivered a "lock-up" letter agreement which provides that each such shareholder shall not sell the securities except in connection with or following the consummation of a merger or acquisition. Any liquidation by the current shareholders after the release from the "lock-up" selling limitation period may have a depressive effect upon the trading price of the Company's securities in any future market which may develop.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

           The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section
(7)(b)(3) of the Securities Act of 1933, as amended. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company has not commenced any operational activities. As such the Company can be defined as a "shell" company, whose purpose is to locate and consummate a merger or acquisition with another entity.

           Management is actively engaged in seeking a qualified private company as a candidate for a business combination. Management is in discussion with a number of both foreign and domestic companies, and has received information and proposals from several of those companies. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

           The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act.
Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

           The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

           A business combination with a target business will normally involve the transfer to the target business of the majority of common stock of the Company, and the substitution by the target business of its own management and board of directors.

ITEM 7.  FINANCIAL STATEMENTS

                                         John P. MacLean
                                   Certified Public Accountant
                                       15701 Alameda Drive
                                      Bowie, Maryland 20716
                                          301/249-4900

Diversified Holdings International, Inc.

           I have audited the accompanying Balance Sheet of Diversified Holdings International, Inc. as of December 31, 1997. This financial statement is the responsibility of the Corporation's. My responsibility is to express an opinion on this financial statement based on my audit.

           I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

           In my opinion, the financial statement referred to above presents fairly, in all materials respects, the financial position of Diversified Holdings International, Inc. as of December 31, 1997, in conformity with generally accepted accounting principles.

/s/ John P. MacLean, CPA, CFP
April 4, 1998
                            DIVERSIFIED HOLDINGS INTERNATIONAL, INC.
                                          Balance Sheet
                                        December 31, 1997


                            ASSETS
                               Cash                      $1,000
                               Total assets                           $1,000

                               LIABILITIES
                               Current                    -0-
                               Long-term                  -0-
                               Total Liabilities                        -0-

                               Shareholder Equity
                                 Common Stock (5,000,000 shares
                               $.0001 par value)                   $500
                               Additional paid in capital          $500

                               Total Equity                           $1,000


See Auditor's Report

                            Diversified Holdings International, Inc.
                                  Notes to Financial Statements
                                        December 31, 1997

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statement follows.

(A) DESCRIPTION OF BUSINESS. The company was organized August 8, 1997 for the purpose of engaging in any lawful business. The company is in the development stage and operations have not commenced. The Company has selected the calendar year as its fiscal year.

(B) COMMON STOCK ISSUED.  The Company has authorized
100,000,000 shares of Common Stock having a par value of $.0001 per share and 20,000,000 shares of preferred stock having a par value $.0001 per share. As of December 31, 1997, 5,000,000 shares of Common Stock had been issued and are outstanding.

(C) NO COSTS INCURRED. As of December 31, 1997, no shareholders, officers, directors or other related parties had incurred costs on behalf of the Company.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

           The Company has not changed accountants since its formation and there are no disagreements with the findings of its accountants.

                                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The Directors and Officers of the Company are as follows:

Name                               Age      Positions and Offices Held

Alan Kwong                         37       President, Director

William Wing Keung Tang            39       Vice President,
                                            Secretary, Director

           There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of or will act at the direction of any other person.

           Set forth below is the name of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

           Alan Kwong, 37, serves as President and a director of the Company. Mr. Kwong received his elementary and high school education in Hong Kong and obtained his Bachelor of Arts degree from the State University of New York in 1985 and his Masters of Arts degree in computer graphics from the New York Institute of Technology in 1987. From 1987 to 1994, Mr. Kwong was the President of Pacific Star International Inc., a Seattle, Washington company engaged in project research and development in China. While President of Pacific Star, the company handled contract negotiations for various projects in China including the "Royal Plaza" aggregating US$125,000,000, a motorcycle factory in Shanghai, an automobile factory in Shenzhen, and various import and export transactions. From
1995 to the present, Mr. Kwong has been President of Global Pacific International, Inc., a Vancouver, British Columbia corporation engaged in real estate development in the Far
East and elsewhere.

           William Wing Keung Tang, 39, serves as Vice President, Secretary and a director of the Company. Mr. Tang was born in and is a resident of Hong Kong. In 1982, Mr. Tang graduated in Business Studies from the Hong Kong Business
School.  From 1991 to 1993, Mr. Tang served as General
Manager for Winning Group, a watch manufacturer in Mainland China. Mr. Tang developed and monitored a chain of more than 120 outlets of Winning Group in throughout China. From 1993 to 1995, Mr. Tang served as manager for licensing and merchandising of Warner Bros. (F.E.) Licensing Inc., Hong
Kong. From 1996 to present, Mr. Tang served as the Managing Director of Asian Finance and Investment Ltd. In 1991, Mr.
Tang founded and has been the General Manager since 1991 of Bilities International, Hong Kong. Mr. Tang is experienced in international trading, business and manufacturing in China, the Far East and elsewhere.

CONFLICTS OF INTEREST IN GENERAL

           Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's will be subject to negotiation, and cannot be estimated at this time. No finder's fee of any kind will be paid to the management or promoters of the Company or to their associates or affiliates. No loans of any type have, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

           None of the Company's officers, directors, promoters, or their affiliates or associates have had any negotiations with and there are no present arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of a business combination.

           The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

           There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

SPECIFIC CONFLICTS OF INTEREST

           Mr. Kwong is president of a company involved in real estate development in the Far East which company primarily acts as a finder for real estate transactions. Mr. Kwong may act as a finder for a project or projects suitable for development by the Company or other business entities which entities may present more favorable terms for acting as a finder. Mr. Kwong is the president, a director and shareholder of Global Pacific Enterprises, Inc. which, through its trustee corporation Central Ocean International, Ltd., of which Mr. Kwong is a 60% shareholder, has entered into an initial joint venture agreement with a Chinese government-owned development company to develop "Royal
Plaza", a commercial/residential/hotel complex site in the City of Chengdu, China. Global Pacific Enterprises, Inc. is required to contribute approximately $6,000,000 to the joint venture project by mid-1998 in order to continue as a joint venturer in the project. Global Pacific Enterprises, Inc.
has filed a registration statement with the United States Securities and Exchange Commission for the sale of its securities. If Global Pacific Enterprises, Inc. is unable to raise sufficient funds it may determine to seek alternate joint venture projects. Such projects may conflict with projects being sought by the Company.

           Mr. Kwong is the vice president of Century Investments International, Inc., a development-stage Delaware corporation, formed to develop, manage and acquire commercial real estate properties in the Far East, particularly China. Century Investments International, Inc. has filed a registration statement with the Securities and Exchange Commission for the offer and sale of its securities. Century Investments International, Inc. is a development stage company with no operations or revenues.

           In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, certain of the Company's directors and its executive officers may have similar legal obligations to present certain business opportunities to other entities. In addition, the Company may enter into one or more joint ventures with third parties or with entities associated with officers or directors of the Company. These joint ventures may be in conflict with the Company in obtaining the rights to acquire or develop certain project opportunities, or in the use of available funds or other resources for such development. There can be no assurance that any of the foregoing conflicts, if such conflicts arise, will be resolved in favor of the Company.

           Management of the Company has not been involved in any previous blank offerings. Global Pacific Enterprises, Inc.
has been formed to develop and locate funding for a specific property located in China. Century Investments International has been formed to specifically develop and manage real estate projects in the Far East and China. The Company has been formed to locate and merge with a target business without limitation as to the type of business in which it is engaged.

           There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

ITEM 10.  EXECUTIVE COMPENSATION

           The Company's officers do not receive any compensation for their services rendered to the Company, nor have they received such compensation in the past. As of the date of this registration statement, the Company has no funds available to pay any officer or director. Further, the officers are not accruing any compensation pursuant to any agreement with the Company.

           The officers and directors of the Company will not receive any finder's fee, either directly or indirectly, as a result of their efforts to implement the Company's business plan outlined herein. However, the officers and directors of the Company anticipate receiving benefits as beneficial shareholders of shares of the common stock of the Company.

           No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

           The following table sets forth, as of December 31, 1997, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock and the directors and officers of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address                      Amount of Beneficial          Percent of
of Beneficial Owner                   Ownership                     Class

William Wing Keung Tang                2,175,000                    43%
Trinity House, #605
165 Wanchai Road
Hong Kong

Alan Kwong                               957,000                    19%
6839 Southeast Cougar Mountain Hgwy
Bellevue, Washington 98006

First Agate Capital Corporation          250,000                     5%
1504 R Street, N.W.
Washington, D.C. 20009

All Executive Officers and               3,132,000                  62%
Directors as a Group (2 Persons)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officers, directors or shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

           The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholders of the Company have executed and delivered "lock-up" letter agreements, affirming that such shareholders shall not sell such shareholder's respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a blank check company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                       Exhibit 4

--                     Certificate of Incorporation filed as an
                    exhibit to the Company's registration statement on Form 10-SB (File No. 0-23101) filed on
                    September 18, 1997 and is incorporated herein by reference.

--                     By-Laws filed as an exhibit to the Company's
                    registration statement on Form 10-SB (File No. 0-23101) filed on September 18, 1997 which is incorporated herein by reference.

                               Exhibit 27 Financial Data Schedule filed herewith.

           (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1997.

                                           SIGNATURES


           In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Diversified Holdings International, Inc.


                                     By:   /s/ Alan Kwong
                                     Alan Kwong, Director, President


Dated:  April 14, 1998