Form 10QSB
period 1998-09-30
DIVERSIFIED HOLDINGS INTERNATIONAL INC
filed 1998-11-16
CIK 1046135

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                                September 30, 1998

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


             Class                        Outstanding at September 30, 1998

Common Stock, par value $0.0001           5,000,000

                      PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    DIVERSIFED HOLDINGS INTERNATIONAL, INC.
                               Balance Sheet
                             September 30, 1998
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


Note 2 - Common Stock Issued

The Company has authorized 50,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of preferred stock having a par value $.0001 per share. As of September 30, 1998, 5,000,000 shares of Common Stock had been issued and are outstanding.


Note 3 - No Costs Incurred

As of September 30, 1998, no shareholders, officers, directors or other related parties had incurred costs on behalf of the Company. Past and current expenses of the Company have been and will be paid by existing shareholders of the Company, and will be treated as additional paid-in capital from such shareholders.

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

     (b)     Reports on Form 8-K

     The Company filed a report on Form 8-K on September 11, 1998, noting a change in the Company's accountants.

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

Dated: November 14, 1998